Form 10QSB
period 1996-03-31
MOUNTAIN PARKS FINANCIAL CORP
filed 1996-05-15
CIK 901375

U.S. SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C. 20549

                                  FORM 10-QSB


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1996


(  ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
       OF 1934

For the transition period from ___________ to ____________


Commission File Number:  0-22116


                       MOUNTAIN PARKS FINANCIAL CORP.

    (Exact name of small business issuer as specified in its charter)

     Delaware                                       41-1517690

(State or other jurisdiction                      (IRS Employer

of incorporation or organization)                 Identification No.)


                              6565 East Evans Avenue

                                Denver, CO  80224

                       (Address of principal executive offices)

                                   (303) 758-5509

                            (Issuer's telephone number)

                                   Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No ___

                           APPLICABLE ONLY TO CORPORATE ISSUERS


     State the number of shares outstanding of each of the issuer's classes of common equity, as of May 6, 1996: 3,742,351.


Transitional Small Business Disclosure Format:     _____ Yes         X     No

                                  TABLE OF CONTENTS

                                                       Page

                        Part I   FINANCIAL INFORMATION


Item 1.  Financial Statements                                   3


Item 2.  Management's Discussion and Analysis or Plan
         of Operations                                         13

                        Part II    OTHER INFORMATION

Item 1.  Legal Proceedings                                     16

Item 2.  Changes in Securities                                 16

Item 3.  Defaults Upon Senior Securities                       16

Item 4.  Submission of Matters to a Vote of Security Holders   16

Item 5.  Other Information                                     16

Item 6.  Exhibits and Reports on Form 8-K                      16

Signatures                                                     17


PART I   FINANCIAL INFORMATION


Item 1.   Financial Statements


Set forth below are the consolidated financial statements of Mountain Parks Financial Corp.


Consolidated Statements of Financial Condition as of March 31, 1996 and December 31, 1995



Consolidated Statements of Income for the three-month periods ended March 31, 1996 and 1995



Consolidated Statements of Cash Flows for the three-month periods ended March 31, 1996 and 1995



Consolidated Statement of Changes in Stockholders' Equity for the three-month period ended March 31, 1996



Notes to Consolidated Financial Statements




MOUNTAIN PARKS FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(In Thousands, Except Share and Per Share Data)

                                                 March 31,   December 31,
                                                   1996         1995
                       ASSETS                   (Unaudited)

CASH AND DUE FROM BANKS                         $ 29,130       $ 30,817
FEDERAL FUNDS SOLD                                17,200         15,745

SECURITIES HELD TO MATURITY (market value of
 $8,476 and $5,923)
                                                   8,386          5,849

SECURITIES AVAILABLE FOR SALE                     84,811         81,395

OTHER SECURITIES                                   4,038          3,554

LOANS, net of allowance for loan losses
 of $3,242 and $3,163                            278,497        268,580

BANK PREMISES AND EQUIPMENT, net                  16,586         15,797

ACCRUED INTEREST RECEIVABLE                        3,856          2,822

OTHER ASSETS                                       7,630          7,499

COST IN EXCESS OF NET ASSETS ACQUIRED, net        12,758         11,131

                                                 462,892        443,189


LIABILITIES AND STOCKHOLDERS' EQUITY



DEPOSITS:



Noninterest-bearing                             $110,169       $118,022

Interest-bearing-


  Savings and NOW accounts                       186,509        180,818

  Time accounts over $100,000                     27,394         22,793

  Other time accounts                             50,281         48,142


                    Total deposits               374,353        369,775


SHORT-TERM BORROWED FUNDS                         19,839          7,170

EXCHANGEABLE SUBORDINATED NOTES                   11,500         11,500

OTHER LIABILITIES                                  6,692          6,799

  Total liabilities                              412,384        395,244


STOCKHOLDERS' EQUITY:

Common stock, $.001 par value, 5,000,000
 shares authorized, 3,742,351 and 3,668,351
 shares issued and outstanding at
 March 31, 1996 and December 31, 1995
 respectively.                                         4              4

Preferred stock, $.001 par value, 1,000,000
 shares authorized, no shares issued or
 outstanding at March 31, 1996 and
 December 31, 1995                                    --             --

Capital surplus                                   24,037         22,642

Retained earnings                                 26,419         24,624

Net unrealized gain on securities available
 for sale (net of tax)                                48            675

  Total stockholders' equity                      50,508         47,945

                                                 462,892        443,189

The accompanying notes to consolidated financial statements are an integral part of these statements.


MOUNTAIN PARKS FINANCIAL CORP. AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)
(In Thousands, Except Per Share Data)

                                                  For the Three Months Ended
                                                            March 31


                                                       1996             1995
INCOME:


  Interest and fees on loans                        $ 7,802          $  5,055

  Interest on investment securities-
    U.S. Treasury and agency                          1,339               947

  State and municipal                                   146                24
  Other                                                 322               220

                Total interest income                 9,609             6,246


INTEREST EXPENSE:

  Deposits                                            2,333             1,239
  Short-term borrowings                                 572               450

          Total interest expense                      2,905             1,689


          Net interest income                         6,704             4,557

PROVISION FOR LOAN LOSSES                                68                66

NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                          6,636             4,491

NONINTEREST INCOME:
  Service charges                                       707               575
  Net gain (loss) on sales of securities                  3                (3)

  Other                                                 728               398

           Total noninterest income                   1,438               970


NONINTEREST EXPENSE:
  Salaries and wages                                  2,824             1,607
  Occupancy                                             493               279
  Depreciation and amortization                         553               238
  Other                                               1,322               859


           Total noninterest expense                  5,192             2,983

INCOME BEFORE INCOME TAXES                            2,882             2,478

INCOME TAXES                                          1,087               917

  Net income                                          1,795             1,561

NET INCOME PER SHARE

  Primary                                               .47               .60

  Fully diluted                                         .47               .54


The accompanying notes to consolidated financial statements are an integral part of these statements.


MOUNTAIN PARKS FINANCIAL CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
 (Unaudited)
(In Thousands)

                                                   For the Three Months Ended
                                                            March 31

                                                       1996              1995
OPERATING ACTIVITIES:
  Net income                                          1,795             1,561
  Adjustments to reconcile net income
   to net cash provided by
   operating activities-
     Provision for loan losses                           68                66
     Depreciation and amortization                      553               238
     Change in accrued interest receivable             (584)             (122)
     Change in other assets, net                     (2,611)             (140)
     Change in other liabilities, net                (1,499)              595

           Net cash provided by (used in)
             operating activities                    (2,278)            2,198

INVESTING ACTIVITIES:

  Proceeds of scheduled principal payments
   and maturities of securities                       5,909               640
  Purchases of securities available for sale        (10,043)           (6,380)
  Purchases of other securities                        (480)               --
  Net change in loans                                 1,503           (10,309)
  Purchases of bank premises and equipment             (985)           (3,847)
  Susidiary acquisition (net)                           129                --

     Net cash used in investing activities           (3,967)          (19,896)

FINANCING ACTIVITIES:

  Net change in noninterest-bearing,
   savings and NOW accounts                          (2,162)           (8,487)
  Net change in time accounts                         6,740            11,114
  Net change in short-term borrowings                 1,286            11,808
  Conversion of debentures                               --              (156)
  Proceeds from options exercised                       149                --
    Net cash provided by financing activities         6,013            14,279

NET DECREASE IN CASH AND CASH EQUIVALENTS              (232)           (3,419)

CASH AND CASH EQUIVALENTS, beginning of period       46,562            19,648

CASH AND CASH EQUIVALENTS, end of period             46,330            16,229

The accompanying notes to consolidated financial statements are an integral part of these statements.



MOUNTAIN PARKS FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(In Thousands)

                                                   For the Three Months Ended
                                                            March 31
                                                       1996              1995

SUPPLEMENTAL CASH FLOW INFORMATION:


  Interest paid                                       2,859             1,553

  Income taxes paid                                   1,150               510

ALLOCATION OF PURCHASE PRICE IN CONNECTION
 WITH THE STOCK ISSUED TO ACQUIRE SUBSIDIARY:
    Cash                                               1,150               --
    Real estate loans, net                            11,455               --
    Premises and equipment                               109               --
    Other assets                                         971               --
    Cost in excess of net assets acquired, net           879               --
    Liabilities assumed                              (12,205)              --
    Minority interest                                    (92)              --

Stock used to purchase subsidiary                      1,246               --


The accompanying notes to consolidated financial statements are an integral part of these statements.


MOUNTAIN PARKS FINANCIAL CORP. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
For the Three Months Ended March 31, 1996
(Unaudited)

(In Thousands)

                                                           Unrealized
                                                           Gain (Loss)
                       Common Stock                        on Securities
                                       Capital  Retained   Available
                      Shares  Amount   Surplus  Earnings   For Sale      Total
BALANCE,
 December 31, 1995     3,668      $4   $22,642   $24,624        $675  $47,945

 Net income               --      --        --     1,795          --    1,795
 Issuance of common
 stock for acquisition    56      --     1,246        --          --    1,246

Issuance of common
 stock for options
 exercised                18      --       149        --          --      149

Change in unrealized
 gain (loss) on
 securities available
 for sale (net of tax)    --      --        --        --        (627)    (627)

BALANCE,
  March 31, 1996       3,742      $4   $24,037   $26,419         $48  $50,508

The accompanying notes to consolidated financial statements are an integral part of these statements.



MOUNTAIN PARKS FINANCIAL CORP. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

(Unaudited)


NOTE 1 -- Basis of Presentation

The accompanying consolidated financial statements include the accounts of Mountain Parks Financial Corp. and its wholly-owned subsidiaries
(the "Company").
They have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ( "SEC" ) and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the consolidated financial statements contain the adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position and results of operations for the periods presented. Results of operations for the interim periods presented are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1995.



Certain 1995 amounts have been reclassified to conform to the 1996 presentation.
These reclassifications had no effect on the Company's financial position or result of operations.





NOTE 2 -- Earnings per Common Share



Earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the period plus the equivalent number of shares pertaining to common stock options, warrants and convertible debentures if dilutive using the Treasury Stock method. See Exhibit 11 for the calculation of Earnings Per Share.



NOTE 3 -- Allowance for Loan Losses



The Company adopted Statement of Financial Accounting Standards ("SFAS")
No. 114,
"Accounting by Creditors for Impairment of a Loan", and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" effective January 1, 1995. SFAS No. 114 requires that certain impaired loans be measured based on the present value of expected future cash flows discounted at the loan's original effective interest rate. As a practical expedient, impairment may be measured based on the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance.



The Company had previously measured the allowance for credit losses using methods similar to those prescribed in SFAS No. 114. As a result of adopting these statements, no additional allowance for loan losses was required as of January 1, 1995.



As of March 31, 1996, the Company's recorded investment in impaired loans was $8.4 million and the related valuation allowance calculated under SFAS No. 114 was $381,000. This valuation allowance is included in the allowance for loan losses on the balance sheet. The average recorded investment in impaired loans for the three months ended March 31, 1996 was $7.1 million.



The following table sets forth information regarding changes in the Company's allowance for loan losses for the three months ended March 31, 1996.


                                                       Three Months Ended
                                                         March 31, 1996
                                                          (Unaudited)
                                                        (In Thousands)

BALANCE, BEGINNING OF PERIOD                              $    3,163
Balance from acquired company                                     44
Provision charged to operations                                   68
Loans charged off                                                (43)
Recoveries of loans previously charged off                        10

BALANCE, END OF PERIOD                                    $    3,242

Ending loan portfolio                                     $  281,739

Allowance for loans as a percentage
 of ending portfolio                                            1.15%

The Company maintains its allowance for loan losses at a level considered by Management to be adequate to cover the risk of loss in the loan portfolio at a particular point in time.



NOTE 4 -- Completed Acquisitions



On July 7, 1995, the Company completed its acquisition of Financial Holdings, Inc. ("FHI"), an unaffiliated company which owned Boulder Valley Bank & Trust, Boulder, Colorado ("Boulder"), and The Bank of Louisville, Louisville, Colorado ("Louisville"). The purchase price was $12.5 million cash and was accounted for using purchase accounting.



On September 15, 1995, the Company through its wholly-owned subsidiary, Mountain Parks Bank - East ("MPB-East"), completed its acquisition of Midway Investment Company ("Midway"), an unaffiliated company which owned Peoples Bank &
Trust Co.,
Aurora, Colorado ("Peoples"). The purchase price was $5.4 million cash. The Midway acquisition was accounted for using purchase accounting.



During January 1996, MPB-East acquired an 80% interest in Equity Lending, Inc. ("ELI"), a residential, non-conforming mortgage lender operating primarily in the
Minneapolis-St. Paul, Minnesota and Milwaukee, Wisconsin, metropolitan areas. This acquisition was completed with the Company issuing 56,000 shares of its stock (with an approximate market value of $1,246,000 at closing) for the 80% interest in ELI. ELI will be operated as a "loan production office" of MPB-East and makes asset-based, single family residential mortgage loans to individuals who do not have access to credit from traditional lending sources but who have substantial equity in their homes. The risk profile associated with this type of lending is different than traditional commercial banking. This acquisition was accounted for as a purchase.



In February, 1996, the Company formed Mountain Parks Financial Services, Inc. ("Financial Services") as a wholly-owned subsidiary of MPB-East. Financial Services is a specialized consumer finance company to indirectly finance the purchase of used automobiles and other products by customers who possess an overall sub-prime credit profile. Financial Services' customers will likely fall into two main categories; (i) persons who have a very limited credit background and need to establish their credit and (ii) persons who have had credit problems in the past and need to re-establish their credit. The risk profile associated with this type of lending is different than traditional commercial banking. Management of Financial Services is experienced in this type of lending and has adopted polices and procedures to address this higher risk. Management of the Company believes that the risk-adjusted return on this type of activity justifies the increased risk. There are many finance companies that are competing directly or indirectly in this market niche; however, the market is fragmented with no single competitor in a prominent position. During its start-up phase Financial Services will analyze and test all aspects of its markets, products and operations before entering a specific market segment.



NOTE 5 -- Pending Acquisitions



     The Company routinely solicits and reviews acquisition opportunities and, at any given time, may have bids outstanding or may be involved in negotiations with the owners of financial institutions or other parties relative to a particular financial institution, its branches or its deposit accounts. At present, the Company is in the process of completing each of the acquisitions described below.



     On December 29, 1995, the Company entered into an agreement to acquire through the issuance of 182,000 shares of the Company's common stock, Charter Bancorporation, a bank holding company which in turn owns Charter Bank & Trust, Englewood, Colorado ("Charter"). Charter operates one banking facility which is located directly across from the Park Meadows shopping mall which, when completed in mid 1996, will be one of the largest regional shopping malls in metropolitan Denver. In addition to its commercial banking business, Charter is one of the largest independent originators of single family residential mortgages in the Denver area having originated in excess of $50 million of such mortgages during 1995. The Company intends to expand mortgage originations in the Banks utilizing the expertise and staff of Charter.



     Charter serves the growing community of southeast metropolitan Denver along the "I-25 Corridor". Most of the residents of the area commute to either downtown Denver or to office complexes in the Denver Tech Center area. Because of the significant residential growth in the Charter trade territory, construction financing and permanent real estate mortgages are currently the bank's major line of business. Under the Company's management, Charter expects to expand its lines of business to serve the numerous small businesses associated with the Park Meadows Mall and the surrounding strip shopping centers. Additionally, the Company plans to establish the bank as the provider of superior quality banking products and services to the expanding areas of Englewood and Highlands Ranch. At closing, Charter will be merged into, and operated as a branch of MPB-East. As of December 31, 1995, Charter had net loans of $13.0 million, total assets of $25.1 million and equity capital of $2.1 million. The acquisition will be accounted for as a purchase.





     During March, 1996, the Company entered into an agreement to acquire High Plains Bank Corp., the parent holding company of Kiowa State Bank ("Kiowa") for $7.1 million cash. Kiowa has offices located in Kiowa, Elizabeth and Parker, Colorado. As of December 31, 1995, Kiowa had net loans of $25.2 million, total assets of $41.3 and equity capital of $3.1. The areas served by Kiowa are the rural communities of Elizabeth and Kiowa and the southeast Denver suburb of Parker. To differing extents, each of these areas are "bedroom" communities for persons working in and around Denver. The Company believes it will be able to attract small business customers and consumers, and to generate construction and long term residential mortgages in each of these communities. Additionally, the Company plans to establish the bank as the provider of superior quality banking products and services to the communities it serves. After the Kiowa acquisition is completed, the three offices will be operated as branches of MPB-East. The acquisition is expected to be completed during the third quarter of 1996 and will be accounted for as a purchase.





NOTE 6 -- Change in Accounting Principles



The Financial Accounting Standards Board has issued SFAS No. 121 "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This standard requires impairment losses on long-lived assets to be recognized when an asset's book value exceeds its expected future cash flows (discounted). The Company adopted this standard on January 1, 1996. The adoption of SFAS No. 121 does not have a material impact on the financial position or results of operations.



Financial Accounting Standards Board - Statement No. 123, "Accounting for Stock-Based Compensation" ("Statement No. 123"), issued in October 1995 and effective for fiscal years beginning after December 15, 1995, encourages, but does not require, a fair value based method of accounting for employee stock options or similar equity instruments. It also allows an entity to elect to continue to measure compensation cost under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), but requires pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied. The Company expects to adopt Statement No. 123 in 1996. While the Company is still evaluating Statement No. 123, it currently expects to elect to continue to measure compensation cost under APB No. 25 and comply with the pro forma disclosure requirements. If the Company makes this election, this statement will have no impact on the Company's results of operations or financial position because the Company's plans are fixed stock option plans which have no intrinsic value at the grant date under APB No. 25.



Item 2.   Management's Discussion and Analysis or Plan of Operations



GENERAL



COMPARISON OF FINANCIAL CONDITION AT

MARCH 31, 1996 AND DECEMBER 31, 1995



ASSETS.   The total assets of the Company increased $19.7 million, or 4.4%, from $443.2 million at December 31, 1995 to $462.9 million at March 31, 1996. Net loans outstanding increased $9.9 million. This increase was attributable to the real estate loans associated with the acquisition of ELI. Investment securities increased $6.4 million.



ALLOWANCE FOR LOAN LOSSES.



The Company maintains its allowance for loan losses at a level considered by Management to be adequate to cover the risk of loss in the loan portfolio at a particular point in time. Management's judgment as to the adequacy of the allowance for loan losses takes into consideration a number of factors, including loss experience in relation to outstanding loans and the existing level of the allowance for loan losses, a continuing review of problem loans and overall portfolio quality, regular examinations of loan portfolios conducted by the Company's staff and by State and Federal supervisory authorities and economic conditions. Management believes that the Company's allowance for loan losses is adequate to cover anticipated losses. There can be no assurance, however, that the allowance for loan losses will not be increased in the future; this could adversely affect the Company's earnings. Further, there can be no assurance that the Company's actual loan losses will not exceed its allowance for loan losses.



NONPERFORMING ASSETS. The following table sets forth information concerning the Company's nonperforming assets as of the dates indicated (In Thousands):


                                                 March 31,       December 31,
                                                   1996              1995
                                                (Unaudited)
NONPERFORMING LOANS:

  Nonaccrual loans                                $   412           $   512
  Restructured loans                                   --                 2

TOTAL NONPERFORMING LOANS                         $   412           $   514

OTHER REAL ESTATE OWNED                               216                --

TOTAL NONPERFORMING ASSETS                        $   628            $  514

ALLOWANCE FOR LOAN LOSSES                          $3,242            $3,163

RATIO OF TOTAL NONPERFORMING ASSETS
     TO TOTAL ASSETS                                 0.14%             0.12%

RATIO OF TOTAL NONPERFORMING LOANS
     TO TOTAL LOANS                                  0.15%             0.19%

RATIO OF ALLOWANCE FOR LOAN LOSSES
     TO TOTAL NONPERFORMING LOANS                  786.89%           615.37%

Nonperforming loans consist of loans on a nonaccrual basis (which includes all loans contractually past due 90 days or more) and loans on which the original terms have been restructured. This definition is applied to the commercial bank subsidiaries. However, due to the nature of lending in the non-bank subsidiaries, this definition is not applied to identify nonperforming loans made by such subsidiaries.



Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal, have been granted due to the borrower's weakened financial condition.



The other real estate owned in the amount of $216,000 at March 31, 1996 was an asset acquired with the ELI acquisition.



LIABILITIES.      Deposits increased by $4.6 million, or 1.2%, from $369.8
million at December 31, 1995 to $374.4 million at March 31, 1996. This net change is the result of an increase of $12.4 million in interest-bearing deposits offset by a $7.9 million decrease in noninterest-bearing accounts. Short-term borrowed funds increased by $12.7 million or 176.7% from December 31, 1995 to March 31, 1996. This increase is associated with seasonal deposit trends and the use of short-term borrowings to fund the ELI loan portfolio.



STOCKHOLDERS' EQUITY.   The Company's equity capital increased $2.6 million
during the first three months of 1996, consisting of $1.8 million from net earnings of the Company, an additional $1.4 million of capital surplus from the issuance of 56,000 shares of common stock for the 80% interest in ELI and the exercise of stock options on 18,000 shares. These increases were partially offset by a decline in the net unrealized gain on securities available for sale in the amount of $627,000. At March 31, 1996 the Company had 3,742,351 shares of common stock outstanding compared with 3,668,351 at December 31, 1995.







RESULTS OF OPERATIONS FOR THE

THREE MONTHS ENDED MARCH 31, 1996 AND 1995



GENERAL. Net income increased $234,000, or 15.0%, from $1,561,000 for the first three months of 1995 to $1,795,000 for the same period of 1996.
Primary and
fully diluted earnings per share declined from $0.60 and $0.54 to $.47 and $.47 for the respective periods of 1995 and 1996. The first quarter 1995 return on average equity was 26.8% and the return on average assets was 2.24% compared with
14.5% and 1.58%, respectively, for the same period of 1996.



NET INTEREST INCOME.     Net interest income increased $2,147,000, or 47.1%,
from
$4,557,000 during the firtst quarter of 1995 to $6,704,000 during the same quarter of 1996. This increase was due to an increase in overall interest income of $3,363,000, with $2,747,000 (81.7%) relating to increased interest and fees on loans. Net interest margin on a fully tax equivalent basis declined from 7.43% in the first quarter of 1995 to 6.87% in the comparable quarter of 1996. The yield on earning assets decreased from 10.17% in the first quarter of 1995 to 9.83% in the same period of 1996. This decrease was due primarily to a decline in the yield on loans and leases from 11.40% to 11.06%.



Total interest expense increased $1,216,000 from $1,689,000 during the quarter ended March 31, 1995 to $2,905,000 during the same quarter of the current year. The overall cost of interest-bearing liabilities increased from 3.84% in the first quarter of 1995 to 4.04% in the current quarter of 1996. This increase resulted from a rise in the cost of interest-bearing deposits (3.30% in 1995 compared with 3.63% in 1996) plus an increase in the cost of other borrowed funds
(6.29% in 1995 versus 7.59% in 1996). Management believes that the reliance on borrowed funds will remain high during the remainder of 1996 as this is the source of funding loans for ELI and potentially for Financial Services.



PROVISION FOR LOAN LOSSES.    During the first quarter of 1996 a provision for
loan losses of $68,000 was recorded by the subsidiary banks and ELI. This compares with a provision for loan losses of $66,000 which was recorded during the same period of 1995. The 1996 provision for loan loss is intended to reflect general growth in the overall loan portfolio and is not indicative of decreased loan quality in any subsidiary bank or in any type of market served by the Company.



NONINTEREST INCOME. Noninterest income increased $468,000, or 48.2%, from $970,000 in the first quarter of 1995 to $1,438,000 in the same quarter of 1996.
This increase was primarily the result of an increase in service charges on deposit accounts and other income. The increases are related to the acquisition growth that occurred in the third quarter of 1995 when six additional locations were added to the Company. In addition, other income has grown primarily in the area of trust service fees, credit card fees and other fee producing activities that exist in the acquired locations.



NONINTEREST EXPENSE.     Noninterest expense increased $2,209,000, or 74.1%,
from
$2,983,000 for the three months ended March 31, 1995 to $5,192,000 for the three months ended March 31, 1996. This increase was due to personnel costs rising $1,217,000 or 75.7%. Depreciation and amortization climbed from $238,000 to $553,000 or 132.4%. In addition, other expenses increased $463,000 or 53.9% for the three months ended March 31, 1996 as compared to the period ending March 31, 1995. These increases are principally related to the acquisitions described in
Note 4 of Notes to Consolidated Financial Statements. The average balance of assets increased $176 million or 62.4% in comparing the first quarter of 1996 to first quarter 1995. In addition, the Company incurred additional expenses in the startup of Financial Services and the closing of its Minneapolis office in the quarter ending March 31, 1996.



INCOME TAX EXPENSE. Federal and state income taxes increased by $170,000, or 18.5%, from $917,000 for the three months ended March 31, 1995 to $1,087,000 for the three months ended March 31, 1996. This increase was primarily the result of an increase in pre-tax income, a slight change in the mix of earning assets and an increase in state income taxes paid.











PART II - OTHER INFORMATION







Item 1.        Legal Proceedings.



At the present time, neither the Company nor any of the subsidiaries is engaged in any legal proceedings of a material nature. From time to time, the subsidiaries are parties to legal proceedings wherein they enforce their rights with respect to loans.



Item 2.        Changes in Securities.



          None



Item 3.        Defaults Upon Senior Securities.



          None



Item 4.        Submission of Matters to a Vote of Security Holders.



          None



Item 5.        Other Information.



          None



Item 6.        Exhibits and Reports on Form 8-K.



          (a)  Exhibits

               The Exhibit Index on page 17 of this Form 10-QSB lists the exhibits that are filed as a part of this report.



          (b)  Reports on Form 8-K

     There were no reports on Form 8-K filed during the quarter ended March 31, 1996.





SIGNATURES



     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   MOUNTAIN PARKS FINANCIAL CORP.

                                                        (Registrant)


Date:  May 10, 1996                By _________________________________

                                        George A. Rosenbaum, Jr.

                                        Chief Financial Officer

                                       (Authorized officer and principal

                                        financial officer of the
Registrant)



EXHIBIT INDEX



Exhibit

Number                   Description of Exhibit





  11           Statement regarding Computation of Per Share Earnings.



Exhibit 11

MOUNTAIN PARKS FINANCIAL CORP. AND SUBSIDIARIES

Statement Regarding Computation Of Per Share Earnings

(Unaudited)


                                                   1996               1995
Primary earnings per share -
  Weighted average number of
  shares outstanding                          3,729,406          2,556,220

  Computed shares outstanding
  under the Company's Stock Option
  Plans utilizing the treasury
  stock method                                   53,570             53,080

  Computed shares outstanding for
  the Company's Warrant utilizing
  the treasury stock method                          --             12,202


  Shares outstanding used to compute
  primary earnings per share                  3,782,976          2,621,502

  Net Income                                 $1,795,000         $1,561,000

  Primary earnings per share                 $     0.47         $     0.60


Fully diluted earnings per share -
  Weighted average number of
   shares outstanding                         3,729,406          2,556,220

 Computed shares outstanding under
  the Company's Stock Option Plans
  utilizing the treasury stock method            55,957             53,080

 Computed shares outstanding for
  the Company's Warrant utilizing
  the treasury stock method                          --             12,202

 Computed shares outstanding for
  the Company's 7.375% Convertible
  Debentures utilizing the if
  converted method                                   --            379,642

Shares outstanding used to compute
  fully diluted earnings per share            3,785,363          3,001,144


Income before income taxes                   $2,882,000         $2,478,000

 Interest expense on 7.375%
  Convertible Debentures                             --             81,000

 Adjusted income before income taxes          2,882,000          2,559,000

 Adjusted income tax provision                1,087,000            947,000

 Adjusted net income                         $1,795,000         $1,612,000

    Fully diluted earnings per share         $     0.47         $     0.54
