Form 10QSB/A
period 1996-06-30
MOUNTAIN PARKS FINANCIAL CORP
filed 1996-08-28
CIK 901375

U.S. SECURITIES AND
                               EXCHANGE COMMISSION
                                Washington, D.C.
                                      20549

                                  FORM 10-QSB
   (X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

   SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended June 30, 1996

(  ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE

                               ACT

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

               APPLICABLE ONLY TO CORPORATE ISSUERS

        State the number of shares outstanding of each of the
   issuer's classes of common equity, as of July 31,1996:
   3,910,218

        Transitional Small Business Disclosure Format: Yes ___   No  X

                              SIGNATURES


     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   MOUNTAIN PARKS FINANCIAL CORP.
                                         (Registrant)



Date:  August 12, 1996                       By  /s/ George A.
Rosenbaum, Jr.
                                        George A. Rosenbaum, Jr.
                                        Chief Financial Officer
                                       (Authorized officer and
                                        principal financial officer of
                                        the Registrant)