Form 10QSB
period 1996-09-30
MOUNTAIN PARKS FINANCIAL CORP
filed 1996-11-14
CIK 901375

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


   (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended September 30, 1996

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

                                 Not Applicable
                                 --------------

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS

        State the number of shares outstanding of each of the issuer's classes
   of common equity, as of October 31,1996:   3,910,351

  Transitional Small Business Disclosure Format:     _____ Yes       _X_   No

                                TABLE OF CONTENTS



                                                                           Page


                        Part I    FINANCIAL INFORMATION


   Item 1.   Financial Statements                                          3


   Item 2.   Management's Discussion and Analysis or Plan of Operation     11


                          Part II   OTHER INFORMATION

   Item 1.   Legal Proceedings                                             15

   Item 2.   Changes in Securities                                         15

   Item 3.   Defaults Upon Senior Securities                               15

   Item 4.   Submission of Matters to a Vote of Security Holders           15

   Item 5.   Other Information                                             15

   Item 6.   Exhibits and Reports on Form 8-K                              15

   Signatures                                                              16

                        PART I   FINANCIAL INFORMATION


Item 1.   Financial Statements

     Set forth below are the consolidated financial statements of Mountain Parks Financial Corp.

       * Condensed Consolidated Statements of Financial Condition as of September 30, 1996 and December 31, 1995.

       * Condensed Consolidated Statements of Income for the three and nine month periods ended September 30, 1996 and 1995.

       * Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 1996 and 1995.

       * Condensed Consolidated Statement of Changes in Stockholders' Equity for the nine month period ended September 30, 1996.

       *  Notes to Condensed Consolidated Financial Statements.

                MOUNTAIN PARKS FINANCIAL CORP. AND SUBSIDIARIES

           Condensed Consolidated Statements of Financial Condition


(In Thousands, Except Share and Per Share Data)
                                                          September   December
                                                             30,        31,
                                                            1996       1995
                                                            ------   ---------
                                                          (Unaudited)
ASSETS
CASH AND DUE FROM BANKS ...............................   $ 36,151   $ 30,817
FEDERAL FUNDS SOLD ....................................       --       15,745
SECURITIES HELD TO MATURITY (market value of ..........      8,171      5,849
$7,940 and $5,923)
SECURITIES AVAILABLE FOR SALE .........................     90,917     81,395
OTHER SECURITIES ......................................      9,753      3,554
LOANS, net of allowance for loan losses of $4,712 .....    382,050    268,580
and $3,163
BANK PREMISES AND EQUIPMENT, net ......................     21,686     15,797
ACCRUED INTEREST RECEIVABLE ...........................      4,913      2,822
OTHER ASSETS ..........................................     10,325      7,499
COST IN EXCESS OF NET ASSETS ACQUIRED, net ............     17,831     11,131
                                                            ------     ------

                                                          $581,797   $443,189
                                                          ========   ========

      LIABILITIES AND STOCKHOLDERS' EQUITY
DEPOSITS:
Noninterest-bearing ...................................   $137,930   $118,022
Interest-bearing-
Savings and NOW accounts ..............................    206,265    180,818
Time accounts over $100,000 ...........................     44,238     22,793
Other time accounts ...................................     57,274     48,142
                                                            ------     ------

                    Total deposits ....................    445,707    369,775
                                                           -------    -------

SHORT TERM BORROWED FUNDS .............................     59,860      7,170
EXCHANGEABLE SUBORDINATED NOTES .......................     11,500     11,500
OTHER LIABILITIES .....................................      7,621      6,799
                                                             -----      -----

Total liabilities .....................................    524,688    395,244
                                                           -------    -------


STOCKHOLDERS' EQUITY:
Common stock, $.001 par value, 5,000,000 shares
authorized; 3,910,351 and 3,668,351 shares
issued and outstanding at September  30, 1996 .........          4          4
and December 31, 1995, respectively ...................
Preferred stock, $.001 par value, 1,000,000 shares
authorized, no
       shares issued or outstanding at September ......       --         --
    30, 1996 and December 31, 1995
Capital surplus .......................................     27,810     22,642
Retained earnings .....................................     30,016     24,624
Net unrealized gain (loss) on securities available            (721)       675
                                                              ----        ---
for sale (net of tax)

Total stockholders' equity ............................     57,109     47,945
                                                            ------     ------

                                                          $581,797   $443,189
                                                          ========   ========

     The accompanying notes to condensed consolidated financial statements are an integral part of these statements.
                MOUNTAIN PARKS FINANCIAL CORP. AND SUBSIDIARIES

                  Condensed Consolidated Statements of Income

                                  (Unaudited)

                                     For the Three         For the Nine
                                     Months Ended          Months Ended
(In Thousands, Except                September 30,        September 30,
Per Share Data)
                                    1996       1995       1996       1995
                                    -------------------------------------
INTEREST INCOME:
Loans, including fees .......   $ 10,677   $  7,218   $ 27,223   $ 17,998
Investment securities .......      1,888      1,396      5,526      3,641
Federal funds sold

Total interest income .......     12,565      8,614     32,749     21,639

INTEREST EXPENSE:
Deposits ....................      2,824      2,210      7,501      4,901
Short-term borrowings .......        856        377      2,100      1,304

Total interest expense ......      3,680      2,587      9,601      6,205

Net interest income .........      8,885      6,027     23,148     15,434
PROVISION FOR LOAN LOSSES ...      1,038        111      1,254        243

NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES       7,847      5,916     21,894     15,191

NONINTEREST INCOME:
Service charges .............        848        694      2,264      1,842
Net gain (loss) on sales of .       --           14          1       (134)
securities
Other .......................        596        601      2,157      1,293

Total noninterest income ....      1,444      1,309      4,422      3,001

NONINTEREST EXPENSE:
Salaries and wages ..........      4,137      2,182     10,006      5,395
Occupancy ...................        683        382      1,552        925
Depreciation and amortization        438        442      1,565        971
Other .......................      1,780      1,092      4,497      2,834

Total noninterest expense ...      7,038      4,098     17,620     10,125

INCOME BEFORE INCOME TAXES ..      2,253      3,127      8,696      8,067
INCOME TAXES ................        922      1,226      3,304      2,942

Net income ..................   $  1,331   $  1,901      5,392   $  5,125

NET INCOME PER SHARE
Primary .....................   $    .34   $    .53   $   1.40   $   1.71
        Fully diluted .......   $    .34   $    .53   $   1.40   $   1.63


     The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                MOUNTAIN PARKS FINANCIAL CORP. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                        For the Nine
   (In Thousands)                                       Months Ended
                                                        September  30,
                                                        --------------
                                                   1996                1995
                                                   ------------------------
OPERATING ACTIVITIES:
Net income .................................   $  5,392            $  5,125
Adjustments to reconcile net income to net
 cash provided by operating activities-
Provision for loan losses ..................      1,254                 243
Depreciation and amortization ..............      1,565                 971
Change in accrued interest receivable ......       (995)                (39)
Change in other assets, net ................     (3,857)               (779)
Change in other liabilities, net ...........       (510)              1,334

Net cash provided by operating activities ..      2,849               6,855
                                                  -----               -----

INVESTING ACTIVITIES:
Proceeds of scheduled principal payments and     18,174               2,611
 maturities of securities
Proceeds from sales of securities ..........      1,050              20,600
Purchases of securities available for sale .    (19,914)            (17,260)
Purchases of other securities ..............     (1,989)               --
Net change in loans ........................    (64,386)             (7,800)
Purchases of bank premises and equipment ...     (4,266)             (4,457)
Subsidiary acquisitions(net) ...............     12,449                 853
                                                 ------                 ---

Net cash used in investing activities ......    (58,882)             (5,453)
                                                -------              ------
FINANCING ACTIVITIES:
Net change in noninterest-bearing, savings .     (8,616)            (41,346)
 and NOW accounts
Net change in time accounts ................     13,115              35,584
Net change in short-term borrowings ........     41,307              (5,966)
Increase in long term borrowings ...........       --                10,000
Repayment of long term borrowings ..........       --               (10,000)
Net proceeds from sale of common stock .....       --                11,576
Net proceeds from issuance of debentures ...       --                10,802
Proceeds from options exercised ............        165                 142
Retirement of common stock .................       (349)               --
                                                   ----

Net cash provided by (used in) financing ...     45,622              10,792
                                                 ------              ------
 activities

NET INCREASE (DECREASE) IN CASH AND CASH ...    (10,411)             12,194
 EQUIVALENTS
CASH AND CASH EQUIVALENTS, beginning of ....     46,562              19,648
                                                 ------              ------
 period

CASH AND CASH EQUIVALENTS, end of period ...   $ 36,151            $ 31,842
                                               ========            ========


SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid ..............................   $  8,948               5,405
                                               ========               =====

Income taxes paid ..........................   $  4,342               2,425
                                               ========               =====

     The accompanying notes to condensed consolidated financial statements are an integral part of these statements

                MOUNTAIN PARKS FINANCIAL CORP. AND SUBSIDIARIES

      Condensed Consolidated Statement of Changes in Stockholders' Equity

                 For the Nine Months Ended September 30, 1996

                                  (Unaudited)

                                                                          Unrealized
                                                                          Gain (Loss)
                              Common Stock      Capital      Retained         on
     (In Thousands)                                                       Securities
                           Shares     Amount    Surplus      Earnings   Available for Sale   Total
                           -----------------------------------------------------------------------
   BALANCE, December       3,668    $      4   $ 22,642    $ 24,624      $    675         $ 47,945
31, 1995
Net income ..........       --          --         --         5,392           --             5,392
Issuance of common
stock for acquisition        238        --        5,352        --             --             5,352

Issuance of common
stock for options ...         19        --          165        --             --               165
exercised
Retirement of common         (15)       --         (349)       --             --              (349)
stock
Change in unrealized
gain (loss) on
securities available        --          --         --          --          (1,396)          (1,396)
                                                                           ------           ------
for sale (net of tax)

   BALANCE, September      3,910    $      4   $ 27,810    $ 30,016      $   (721)        $ 57,109
                           =====    ========   ========    ========      ========         ========
30, 1996





     The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

                MOUNTAIN PARKS FINANCIAL CORP. AND SUBSIDIARIES

             Notes To Condensed Consolidated Financial Statements

                                  (Unaudited)


     NOTE 1 -- Basis of Presentation

     The accompanying condensed consolidated financial statements include the accounts of Mountain Parks Financial Corp. and its wholly-owned subsidiaries (the "Company"). They have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the consolidated financial statements contain the adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position and results of operations for the periods presented. Results of operations for the interim periods presented are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1995.

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

     NOTE 3 -- Allowance for Loan Losses

     The Company follows Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan", and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures". SFAS No. 114 requires that certain impaired loans be measured based on the present value of expected future cash flows discounted at the loan's original effective interest rate. As a practical expedient, impairment may be measured based on the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance.

     As of September 30, 1996, the Company's recorded investment in impaired loans was $7.2 million and the related valuation allowance was $780,000. This valuation allowance is included in the allowance for loan losses on the balance sheet. The average recorded investment in impaired loans for the nine months ended September 30, 1996 was $5.4 million. The following table sets forth information regarding changes in the Company's allowance for loan losses for the three and nine months ended September 30, 1996.

                                  Three Months             Nine Months
      (In Thousands)                  Ended                   Ended
                                  September 30,             September
                                      1996                   30,1996
                                      ------------------------------

                                     (Unaudited)            (Unaudited)

BALANCE, BEGINNING OF PERIOD   $   3,374                   $   3,163
Balance from acquired
company ....................         505                         544
Provision charged to
operations .................       1,038                       1,254
Loans charged off
                                    (235)                       (335)
Recoveries of loans
previously charged
off ........................          30                          86
                                      --                          --

BALANCE, END OF PERIOD .....   $   4,712                   $   4,712
                               =========                   =========

Ending loan portfolio ......   $ 386,762
                               =========

Allowance for loans as a
percentage of ending .......        1.21%
portfolio

     The Company maintains its allowance for loan losses at a level considered by management to be adequate to cover the risk of loss in the loan portfolio at a particular point in time.

     NOTE 4 -- Business Combinations

     On July 7, 1995, the Company completed its acquisition of Financial Holdings, Inc. ("FHI"), an unaffiliated company which owned Boulder Valley Bank & Trust, Boulder, Colorado ("Boulder"), and The Bank of Louisville, Louisville, Colorado ("Louisville"). The purchase price was $12.5 million cash and was accounted for using purchase accounting.

     On September 15, 1995, the Company through its wholly-owned subsidiary, Mountain Parks Bank - East ("MPB-East"), completed the acquisition of Midway Investment Company ("Midway"), an unaffiliated company which owned Peoples Bank & Trust Co., Aurora, Colorado ("Peoples"). The purchase price was $5.4 million cash and was accounted for using purchase accounting.

     Effective January 1, 1996, MPB-East acquired an 80% interest in Equity Lending, Inc. ("ELI"), a residential, sub -prime mortgage lender operating primarily in the Minneapolis-St. Paul, Minnesota and Milwaukee, Wisconsin, metropolitan areas. This acquisition was completed with the Company issuing 56,000 shares of its stock for the 80% interest in ELI. ELI operates as a "loan production office" of MPB-East and makes asset-based, single family residential mortgage loans to individuals who do not have access to credit from traditional lending sources but who have substantial equity in their homes. The risk profile associated with this type of lending is different than traditional commercial or mortgage banking. This acquisition was accounted for as a purchase.

     In February, 1996, the Company formed Mountain Parks Financial Services, Inc. ("Financial Services") as a wholly-owned subsidiary of MPB-East. Financial Services is a specialized consumer finance company that indirectly finances the purchase of used automobiles and other products by customers who possess an overall sub-prime credit profile. Financial Services' customers generally fall into two main categories; (i) persons who have a very limited credit background and need to establish their credit and (ii) persons who have had credit problems in the past and need to re-establish their credit. The risk profile associated with this type of lending is different than traditional commercial banking. Management of Financial Services is experienced in this type of lending and has adopted policies and procedures intended to address this higher risk.

     On December 29, 1995, the Company entered into an agreement to acquire, through the issuance of 182,000 shares of the Company's common stock and $519,000 in cash, Charter Bancorporation, a bank holding company which in turn owns Charter Bank & Trust, Englewood, Colorado ("Charter"). In addition to its commercial banking business, Charter is one of the largest independent originators of single family residential mortgages in the Denver area. This transaction was completed on July 3, 1996 and was accounted for as a purchase. As of the acquisition date, Charter had total assets of approximately $19.3 million and equity capital of approximately $1.9 million resulting in a purchase cost in excess of net assets acquired of $2.7 million. In connection with this acquisition, the Company also acquired the building occupied by Charter for a cost of $1.9 million.

     During March, 1996, the Company entered into an agreement to acquire High Plains Bank Corp., the parent holding company of Kiowa State Bank ("Kiowa") for approximately $7.1 million cash. Kiowa has offices located in Kiowa, Elizabeth and Parker, Colorado. The areas served by Kiowa are the rural communities of Elizabeth, Kiowa and the southeast Denver suburb of Parker. To differing extents, each of these areas are "bedroom" communities for persons working in and around Denver. The acquisition was completed on July 31, 1996 and was accounted for as a purchase. As of the acquisition date, Kiowa had total assets of approximately $58.1 million and equity capital of $3.4 million resulting in purchase costs in excess of net assets acquired of $3.7 million.

     On June 25, 1996, the Company signed an agreement and plan of reorganization to merge with Community First Bankshares, Inc. ("Community First"), a multi-bank holding company headquartered in Fargo, North Dakota, with banking offices in seven states. Community First would be the surviving corporation in the merger. Terms of the merger agreement provide that Community First will issue 1.275 shares of it's common stock for each share of common stock outstanding of the Company. As of June 30, 1996, Community First had total assets of approximately $2.3 billion. The completion of the transaction is subject to the approval of the stockholders of the Company, the stockholders of Community First, regulatory authorities and other conditions. This transaction is expected to be completed in the fourth quarter of 1996.

     NOTE 5 -- Change in Accounting Principles

     The Company adopted Financial Accounting Standards Board SFAS No. 121 "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" on January 1, 1996. This standard requires impairment losses on long-lived assets to be recognized when an asset's book value exceeds its expected future cash flows (discounted). The adoption of SFAS No. 121 did not have a material impact on the financial position or results of operations.

     Financial Accounting Standards Board - Statement No. 123, "Accounting for Stock-Based Compensation" ("Statement No. 123"), and effective for fiscal years beginning after December 15, 1995, encourages, but does not require, a fair value based method of accounting for employee stock options or similar equity instruments. It also allows an entity to elect to continue to measure compensation cost under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), but requires pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied. The Company has elected to continue to measure compensation cost under APB No. 25 and comply with the pro forma disclosure requirements. Consequently, this statement will have no impact on the Company's results of operations or financial position. Item 2. Management's Discussion and Analysis or Plan of Operation

                                    GENERAL

     The Company has been actively involved in acquisitions of various financial institutions. The highlights of these activities are contained in Note 4 of the Notes to Condensed Consolidated Financial Statements. The Company completed the acquisition of Charter Bank & Trust on July 3, 1996, and Kiowa State Bank on July 31, 1996.

     On June 25, 1996, the Company announced that it would merge into Community First Bankshares, Inc. ("Community First"), a multi-bank holding company headquartered in Fargo, North Dakota. Community First operates banking offices in seven states and had total assets of $2.3 billion as of June 30, 1996. Terms of the merger agreement provide that Community First will issue 1.275 shares of its common stock for each share of common stock outstanding of the Company. The completion of the transaction is subject to the approval of the stockholders of the Company, the stockholders of Community First, regulatory authorities and other conditions. The transaction is expected to be completed in the fourth quarter of 1996.

     Effective as of July 31, 1996, the Company merged the four existing subsidiary banks (Mountain Parks Bank - West, Mountain Parks Bank - East, Boulder Valley Bank & Trust, and The Bank of Louisville) into one bank charter with the name of Mountain Parks Bank. This consolidation allows all existing bank customers to utilize all 22 banking offices operated by the Company. The Company also believes that merging the affiliate banks will provide some additional operating efficiencies.

     The  Private  Securities  Litigation  Reform  Act of 1995  provides a "safe harbor" for forward-looking statements. Certain information included in this Form 10QSB and other materials filed or to be filed by the Company with the SEC (as well as information in oral statements or other written statements made or to be made by the Company) contains statements that are forward-looking, such as statements relating to plans for future expansion and other business development activities, as well as other capital spending, financial sources and the effects of regulation and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect future results and, accordingly, such results may differ from those expressed in any forward-looking statement made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to dependence on existing management, domestic and global economic conditions, changes in federal or state laws or the administration of such laws, as well as all other risks and uncertainties described in the Company's filings.


                     COMPARISON OF FINANCIAL CONDITION AT
                   SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

     ASSETS. The total assets of the Company increased $138.6 million, or 31.3%, from $443.2 million at December 31, 1995 to $581.8 million at September 30, 1996. Net loans outstanding increased by $113.5 million or 42.2% as of September 30, 1996. This increase was primarily attributable to the real estate loans generated by ELI, the Charter and Kiowa acquisitions and an increase in construction lending. Investment securities increased $18.0 million or 19.9%. This increase was principally the result of the Kiowa and Charter acquisitions.

     ALLOWANCE FOR LOAN LOSSES.

     The Company maintains its allowance for loan losses at a level considered by management to be adequate to cover the risk of loss in the loan portfolio at a particular point in time. Management's judgment as to the adequacy of the allowance for loan losses takes into consideration a number of factors, including loss experience in relation to outstanding loans and the existing level of the allowance for loan losses, a continuing review of problem loans and overall portfolio quality, regular examinations of loan portfolios conducted by the Company's staff and by State and Federal supervisory authorities and economic conditions. Management believes that the Company's allowance for loan losses is adequate to cover anticipated losses. There can be no assurance, however, that the allowance for loan losses will not be increased in the future; this could adversely affect the Company's earnings. Further, there can be no assurance that the Company's actual loan losses will not exceed its allowance for loan losses. NONPERFORMING ASSETS. The following table sets forth information concerning the Company's nonperforming assets as of the dates indicated:

                                            September 30,    December 31,
(In Thousands)                                 1996            1995
-------------------------------------------------------------------
                                            (Unaudited)
NONPERFORMING LOANS:
     Nonaccrual loans .............          $  354          $  512

     Restructured loans ...........              --               2
                                                                  -

TOTAL NONPERFORMING LOANS .........             354             514
OTHER REAL ESTATE OWNED ...........             630              --
                                                ---

TOTAL NONPERFORMING ASSETS ........          $  984          $  514
                                             ======          ======


ALLOWANCE FOR LOAN LOSSES .........          $4,712          $3,163

RATIO OF TOTAL NONPERFORMING ASSETS
     TO TOTAL ASSETS ..............            0.17%           0.12%
RATIO OF TOTAL NONPERFORMING LOANS
     TO TOTAL LOANS ...............            0.09%           0.19%
RATIO OF ALLOWANCE FOR LOAN LOSSES
     TO TOTAL NONPERFORMING LOANS .        1,331.07          615.37%

     Nonperforming loans consist of loans on a nonaccrual basis (which includes loans contractually past due 90 days or more) and loans on which the original terms have been restructured. This definition is applied to the commercial bank subsidiaries. However, due to the nature of lending in the non-bank subsidiaries, this definition is not applied to identify nonperforming loans made by such subsidiaries. Consequently, total nonperforming loans do not include any material amounts of loans from the non-bank subsidiaries.

     Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal, have been granted due to the borrower's weakened financial condition.

     The other real estate owned in the amount of $630,000 at September 30, 1996 consisted of $518,000 associated with ELI with the balance from the commercial banking operations.

     LIABILITIES. Total deposits increased by $75.9 million or 20.5% from $369.8 million at December 31, 1995, to $445.7 million at September 30, 1996. Of this increase, approximately $71.4 million resulted from the Charter and Kiowa acquisitions and approximately $4.5 million resulted from internal growth within the existing banks. The overall change in deposits is the result of a net increase of $56.0 million in interest-bearing deposits and $19.9 million in noninterest-bearing accounts. At September 30, 1996 and December 31, 1995, noninterest- bearing deposits represented 30.9% and 31.9% respectively of total deposits. Borrowed funds increased by $52.7 million from December 31, 1995 to September 30, 1996. This increase is primarily associated with the funding of the ELI and Financial Services loan portfolios.

     STOCKHOLDERS' EQUITY. The Company's total equity capital increased $9.2 million during the first nine months of 1996. This consisted of $5.4 million from net earnings of the Company. Capital surplus increased $5.2 million primarily from the issuance of 56,000 shares of common stock for the 80% interest in ELI and 182,000 shares of common stock for the acquisition of Charter, less the repurchase of 15,000 shares issued to the former majority owners of ELI. Also included in the change in capital surplus was the issuance of 19,001 shares of stock under the employee stock option plan. These increases were partially offset by a decline in the market value of securities available for sale which changed from a net gain of $675,000 at December 31, 1995, to a net loss of $721,000 at September 30, 1996. At September 30, 1996, the Company had 3,910,351 shares of common stock outstanding compared with 3,668,351 at December 31, 1995.

                         RESULTS OF OPERATIONS FOR THE
                THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

     GENERAL. Net income decreased $570,000, or 30.0%, from $1,901,000 for the third quarter of 1995 to $1,331,000 for the same period of 1996. Primary and fully diluted earnings per share decreased from $0.53 to $0.34 for the respective periods of 1995 and 1996. The third quarter 1995 return on average equity was 22.42% and the return on average assets was 2.00% compared with 9.24% and 0.97%, respectively, for the same period of 1996.

     NET INTEREST INCOME. Net interest income increased $2,858,000, or 47.4%, from $6,027,000 during the third quarter of 1995 to $8,885,000 during the same quarter of 1996. This increase was due primarily to an increase in overall interest income of $3,951,000, of which $3,459,000 (87.5%) relates to increased interest and fees on loans. Net interest margin on a fully tax equivalent basis increased from 7.25% in the third quarter of 1995 to 7.71% in the comparable quarter of 1996. The yield on earning assets increased from 10.35% in the third quarter of 1995 to 10.88% in the same period of 1996. This increase was due primarily to an increase in the yield on investments acquired in the Charter and Kiowa acquisitions.

     Total interest expense increased $1,093,000 from $2,587,000 during the quarter ended September 30, 1995 to $3,680,000 during the same quarter of the current year. The overall cost of interest-bearing liabilities decreased from 4.34% in the third quarter of 1995 to 4.17% in the same quarter of 1996. This decrease resulted from a decrease in the cost of interest-bearing deposits (3.97% in 1995 compared with 3.78% in 1996) and a decrease in the cost of other borrowed funds (8.60% in 1995 versus 6.35% in 1996). Management believes that the reliance on borrowed funds will remain high during the remainder of 1996 as this is the source of funding loans for ELI and for Financial Services.

     PROVISION FOR LOAN LOSSES. During the third quarter of 1996 a provision for loan losses of $1,038,000 was recorded by the subsidiary banks and ELI. This compares with a provision for loan losses of $111,000 during the same period of 1995. The 1996 provision for loan losses is intended to reflect general growth in the overall loan portfolio, the completed acquisitions and the intention of management to increase the overall reserve for loan losses to a level more consistent with that of other similar sized bank holding companies and is not indicative of decreased loan quality in any subsidiary bank or in any type of market served by the Company.

     NONINTEREST INCOME. Noninterest income increased $135,000, or 10.3%, from $1,309,000 in the third quarter of 1995 to $1,444,000 in the same quarter of 1996. This increase was primarily the result of an increase in service charges on deposit accounts relating to the acquisition growth that occurred during the 1996 quarter. During the third quarter of 1995, the Company reported a $14,000 gain on the sale of securities. No security gains or losses were recorded during the same period of 1996.

     NONINTEREST EXPENSE. Noninterest expense increased $2,940,000, or 71.7%, from $4,098,000 for the three months ended September 30, 1995 to $7,038,000 for the three months ended September 30, 1996. This increase was due primarily to personnel costs rising $1,955,000 or 89.60%. Included in the increase in personnel costs were pretax charges of $447,000 relating to changes in the Company's policy for employee vacations, severance packages for individuals who have ceased employment with the Company and an adjustment to a deferred compensation agreement. Occupancy expense increased $301,000 or 78.8% from $382,000 in the third quarter of 1995 to $683,000 in the same quarter of 1996. These increases are principally related to the acquisitions described in Note 4 of Notes to Condensed Consolidated Financial Statements and the opening of two new offices by the existing banks. In addition, other expenses increased $688,000 or 63.0% for the three months ended September 30, 1996 as compared to the period ending September 30, 1995. The average balance of assets increased $166 million or 44.04% in comparing the third quarter of 1996 to the third quarter 1995. During the current quarter the Company also incurred expenses in the startup of Financial Services and the opening of additional offices of ELI.

     INCOME TAX EXPENSE. Federal and state income taxes decreased by $304,000, or 24.80%, from $1,226,000 for the three months ended September 30, 1995 to $922,000 for the three months ended September 30, 1996. This decrease was primarily the result of the reduction in the pre-tax income, offset by a slight change in the mix of earning assets and an increase in state income taxes paid. RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

     GENERAL. Net income increased $267,000, or 5.21%, from $5,125,000 for the first nine months of 1995 to $5,392,000 for the same period of 1996. Primary and fully diluted earnings per share decreased from $1.71 and $1.63 respectively, to $1.40 and $1.40 for the comparable periods of 1995 and 1996. The year to date September 30, 1995 annualized return on average equity was 23.8% and the return on average assets was 2.23% compared with 13.77% and 1.46%, respectively, for the same period of 1996.

     NET INTEREST INCOME. Net interest income increased $7,714,000, or 50.0%, from $15,434,000 during the first nine months of 1995 to $23,148,000 during the same period of 1996. This increase was primarily due to an increase in overall interest income of $11,110,000, with $9,225,000 (83.0%) relating to increased interest and fees on loans. Net interest margin on a fully tax equivalent basis decreased from 7.63% in the first nine months of 1995 to 7.55% in the comparable period of 1996. The yield on earning assets decreased insignificantly from 10.68% in the first nine months of 1995 to 10.66% in the same period of 1996.

     Total interest expense increased $3,396,000 from $6,205,000 during the period ended September 30, 1995 to $9,601,000 during the same period of the current year. The overall cost of interest-bearing liabilities decreased from 4.26% in the first nine months of 1995 to 4.04% in the same period of 1996. Cost of other borrowed funds increased from 6.71% in the first three quarters of 1995 to 6.85% in 1996. Management believes that the reliance on borrowed funds will remain high during the remainder of 1996 as this is the source of funding loans for ELI and for Financial Services. The cost of average deposits decreased from 3.63% during the first nine months of 1995 to 3.63% during the same period of 1995.

     PROVISION FOR LOAN LOSSES. During the first nine months of 1996 a provision for loan losses of $1,254,000 was recorded by the subsidiary banks and ELI. This compares with a provision for loan losses of $243,000 which was recorded during the same period of 1995. The 1996 provision for loan loss is intended to reflect general growth in the overall loan portfolio, the Charter and Kiowa acquisitions and the intention of management to increase the overall reserve for loan losses to a level more consistent with that of other similar sized bank holding companies and is not indicative of decreased loan quality in any subsidiary bank or in any type of market served by the Company.

     NONINTEREST INCOME. Noninterest income increased $1,421,000, or 47.4%, from $3,001,000 in the period ended September 30, 1995 to $4,422,000 in the same period of 1996. This increase was partially the result of an increase in service charges on deposit accounts relating to the acquisition growth that occurred in the period. Other income increased from $1,293,000 during the first nine months of 1995 to $2,157,000 in the same period of 1996. This increase was due partially to a $192,000 gain on the sale of the guaranteed portion of SBA loans during the second quarter of 1996. Additionally, other income has grown primarily in the area of trust service fees, credit card fees and other fee producing activities that exist in the acquired locations. During the first three quarters of 1996, the Company reported a $1,000 gain on the sale of securities compared to a loss of $134,000 in the same period of 1995.

     NONINTEREST EXPENSE. Noninterest expense increased $7,495,000, or 74.0%, from $10,125,000 for the nine months ended September 30, 1995 to $17,620,000 for the nine months ended September 30, 1996. This increase was due to personnel costs rising $4,611,000 or 85.5%. Occupancy expense increased $627,000 or 67.8% from $925,000 in the first three quarters of 1995 to $1,552,000 in the same period of 1996. These increases are principally related to the acquisitions described in Note 4 of Notes to Condensed Consolidated Financial Statements. Depreciation and amortization climbed from $971,000 to $1,565,000 or 61.2%. In addition, other expenses increased $1,663,000 or 58.7% for the nine months ended September 30, 1996 as compared to the period ending September 30, 1995. The average balance of assets increased $184 million or 60.0% in comparing the first three quarters of 1996 to the same period of 1995. During the first nine months of 1996 the Company also incurred expenses in the startup of Financial Services and the opening of additional offices of ELI.


     INCOME TAX EXPENSE. Federal and state income taxes increased by $362,000, or 12.3%, from $2,942,000 for the nine months ended September 30, 1995 to $3,304,000 for the nine months ended September 30, 1996. This increase was primarily the result of an increase in pre-tax income, a slight change in the mix of earning assets and an increase in state income taxes paid. PART II - OTHER INFORMATION



     Item 1. Legal Proceedings.

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

               None

     Item 3.        Defaults Upon Senior Securities.

               None

     Item 4.        Submission of Matters to a Vote of Security Holders.

               None

     Item 5.        Other Information.

          On June 25, 1996, the Company signed an agreement and plan of reorganization with Community First Bankshares, Inc. ("Community First"), a multi-bank holding company headquartered in Fargo, North Dakota, with banking offices in seven states. Community First would be the surviving corporation in the merger. Terms of the merger agreement provide that Community First will issue 1.275 shares of it's common stock for each share of common stock outstanding of the Company. As of June 30, 1996, Community First had total assets of approximately $2.3 billion. The completion of the transaction is subject to the approval of the stockholders of the Company, the stockholders of Community First, regulatory authorities and other conditions. This transaction is expected to be completed in the fourth quarter of 1996.

     Item 6.        Exhibits and Reports on Form 8-K.

               (a) Exhibits The Exhibit Index on page 20 of this Form 10-QSB lists the exhibits that are filed as a part of this report.

               (b) Reports on Form 8-K There were no reports on Form 8-K filed during the quarter ended September 30, 1996.

SIGNATURES


     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        MOUNTAIN PARKS FINANCIAL CORP.
                                                  (Registrant)



     Date:  November 12, 1996
                                             By  /s/ James R. Krumm
                                             ----------------------
                                             James R. Krumm
                                             Chief Operating Officer
                                            (Authorized officer and
                                             principal financial officer of the
                                             Registrant)

                                 EXHIBIT INDEX


     Exhibit
     Number                   Description of Exhibit

Exhibit 11

             Statement Regarding Computation of Per Share Earnings.

                 MOUNTAIN PARKS FINANCIAL CORP. AND SUBSIDIARIES
              Statement Regarding Computation Of Per Share Earnings
                                   (Unaudited)


                                   For the Three     For the Nine
       (In Thousands, Except       Months Ended      Months Ended
          Per Share Data)          September 30,     September 30,

                                   1996     1995     1996     1995
                                   ------ -------- --------- ------

Primary earnings per share -
Weighted average number of
shares outstanding ...........    3,904    3,509    3,792    2,937


Computed shares outstanding
under the Company's Stock
Option Plans utilizing the ...       65       50       56       53
treasury stock method

Computed shares outstanding
for the Company's Warrant
utilizing the treasury stock .     --         12     --         12
method


Shares outstanding used to
compute primary earnings per .    3,969    3,571    3,848    3,002
share


Net Income ...................   $1,331   $1,901   $5,392   $5,125



Primary earnings per share ...   $ 0.34   $ 0.53   $ 1.40   $ 1.71


Fully diluted earnings per
share -
Weighted average number of
shares outstanding ...........    3,904    3,509    3,792    2,937


Computed shares outstanding
under the Company's Stock
Option Plans utilizing the ...       67       56       62       57
treasury stock method

Computed shares outstanding
for the Company's Warrant
utilizing the treasury stock .     --         14     --         13
method

Computed shares outstanding
for the Company's 7.375%
Convertible Debentures
utilizing the if converted ...     --       --       --        189
method


Shares outstanding used to
compute fully diluted earnings    3,971    3,579    3,854    3,166
per share


Net income ...................   $1,331   $1,901   $5,392   $5,125


Interest expense on 7.375%
Convertible Debentures, net of     --       --       --         86
tax effect


Net income, as adjusted ......   $1,331   $1,901   $5,391   $5,211



Fully diluted earnings
 per share ...................   $ 0.34   $ 0.53   $ 1.40   $ 1.63